Form 10QSB
period 2000-04-30
SCOVEL MANAGEMENT INC
filed 2000-05-26
CIK 1104272

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              April  30, 2000

   OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from
                                      to


                      Commission file number 0-29195

                               SCOVEL MANAGEMENT INC
          (Exact name of registrant as specified in its charter)



     Delaware                                                   51-0395696
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                128 April Rd., Port Moody, B.C. V3H3M5
           (Address of principal executive offices  (zip code))

                              604/469-8901
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No


Indicate the number of shares outstanding ofeach of the issuer's classes of common equity, as of the latest practicable date.


             Class                        Outstanding at April 30, 2000

Common Stock, par value $0.0001                    5,000,000

                      PART I -- FINANCIAL INFORMATION



                               STEPHEN J. BUSH, C.A.
                               Chartered Accountant
                               Port Moody B.C.
                               Canada


                              ACCOUNTANT'S REVIEW REPORT

The Board of Directors
Scovel Management Inc.
Port Moody B.C.

I have reviewed the accompanying balance sheet of Scovel Management Inc. (a Development Stage Company), as of April 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the 100 day period ended April 30, 2000. The review was conducted in accordance with Canadian Statements on Standards for accounting standards and Review Services issued by the Canadian Institute of Chartered Accountants. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission.
All information included in these financial statements is the representation of the management of Scovel Management Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the period ended January 21, 2000 were audited by me and I expressed an unqualified opinion on it in my report dated January 24, 2000. I have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a development stage company. As discussed in Note 1, the Company has been in the development stage since its inception on January 4, 2000. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination therof. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         /s/ Stephen J. Bush, C.A.
         Chartered Accountant
         Port Moody, B.C.
         May 9, 2000

ITEM 1.  FINANCIAL STATEMENTS

                            SCOVEL MANAGEMENT INC
                        (A DEVELOPMENT STAGE COMPANY)
                               Balance Sheet
                              April 30, 2000
                                (Unaudited)
(With audited figures at January 21,2000 for comparison)

                                   ASSETS
                  January 21,2000                 April 30,2000

Cash              $      500                        $       -

TOTAL ASSETS      $      500                        $       -



                     LIABILITIES AND STOCKHOLDER'S EQUITY

                          January 21,2000          April 30,2000


LIABILITIES
Due to related party       $     229                $         -

   Total liabilities       $     229                $         -


STOCKHOLDER'S EQUITY

Common Stock, $.0001 par value, 100 million
shares authorized, 5,000,000 issued
and outstanding                                     500          500
Deficit accumulated during development stage       (229)        (500)

     Total Stockholder's Equity                     271           -

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $ 500        $  -



               See accompanying notes to financial statements.

                               SCOVEL MANAGEMENT INC
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                                   April 30, 2000
                                     (unaudited)

(With audited figures at January 21,2000 for comparison)

                          January 21,2000           April 30,2000

Income                    $      -                   $     -

Expenses

Organization expense            229                       238
Bank charges                     -                         33

Total expenses                  229                       271

NET LOSS                    $  (229)                $    (271)




                 See accompanying notes to financial statements.




                            SCOVEL MANAGEMENT INC
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CHANGES IN
                             STOCKHOLDER'S EQUITY
                             Ended April 30, 2000
                                  (unaudited)

(With audited figures at January21,2000 for comparison)

                                           Deficit
                                           Accumulated
                                  Common   During Devel-
                                  Stock    opment Stage     Total

Common stock issuance          $   500   $     -          $  500

Net losses: For the period
ended January 21,2000                        (229)          (229)

For the period
ended April  30, 2000               -        (271)          (271)

BALANCE AT APR. 30, 2000       $   500   $   (500)         $  -

                            SCOVEL MANAGEMENT INC
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                               April 30, 2000
                                (unaudited)
(With audited figures at January 21,2000 for comparison)

CASH FLOWS FROM            January 21,2000   April 30,2000
OPERATING ACTIVITIES:

Net Loss                      $ (229)            (271)
Adjustment to reconcile
net loss to net cash
used by operating activities:

Due to a related party           229             (229)

Net cash used in operating
activities                        -              (500)

CASH FLOWS FROM INVESTING
ACTIVITIES:                       -                -

CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds from issuance of
common stock                     500               -

Net cash provided by
financing activities             500               -

INCREASE(DECREASE) IN CASH
AND CASH EQUIVALENTS           $ 500             (500)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD               -               500

CASH AND CASH EQUIVALENTS
END OF PERIOD                  $ 500            $  -





               See accompanying notes to financial statements.

                             SCOVEL MANAGEMENT INC
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                               April 30, 2000
                                 (UNAUDITED)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Scovel Management Inc (a development stage company) ("the Company") was incorporated in Delaware on January 4, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

B.  Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.  Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending April 30, 2000.

NOTE  2 - STOCKHOLDER'S EQUITY

A.  Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to Gerald Ghini pursuant to Rule 506 for an aggregate consideration of $500.



NOTE 3   RELATED PARTIES

Legal  counsel to the Company is a Director of the Company.


The Company has entered into an agreement with Gerald Ghini for services in exchange for shares of the Company's common stock. There have been no services provided by Gerald Ghini through the date of this report. When services are provided, the Company will value the stock at the fair market value of the shares or at the value of the services provided, whichever is more readily determinable.

In addition, the Company has an agreement with the Company's
President to perform services without compensation. There have been no services provided through the date of this report by the President. When such services are provided, the Company will record the services at their fair value as a capital contribution.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports
Form 10-KSB.  As a reporting company under the Exchange
Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act).

The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

These benefits are commonly thought to include

 (1) the ability to use securities to make acquisition of assets or businesses;
 (2) increased visibility in the financial community;

 (3) the facilitation of borrowing from financial institutions;
 (4) improved trading efficiency;
 (5) the potential for shareholder liquidity;
 (6) greater ease in subsequently raising capital;
 (7) compensation of key employees through options for stock for which there may be a public market;
 (8) enhanced corporate image; and,
 (9) a presence in the United States capital market.

A private company which may be interested in a business combination with the Company may include

 (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;
 (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
 (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;
 (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become a reporting company;
 (5) a foreign company which may wish an initial entry into the United States securities market;
 (6) a special situation company, such as a company seeking to satisfy redemption requirements under a qualified Employee Stock Option Plan; and,
 (7) a company seeking one or more of the other benefits believed to attach to a reporting company.

Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

As of the date hereof, the Company is in the process of completing a business merger with New Millennium Media International (NMMI) whereby NMMI would become the surviving issuer for reporting purposes pursuant to Rule 12g3A. If such agreement is completed or other material fact occurs, the surviving Company (NMMI) will file notice of such fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to view New Millennium's Mar.10/2000 8K & Apr.10/2000 8Ka for full details.

The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq
SmallCap Market, National Market System or regional or national exchange.

COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000

Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem").
Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. The Company does not have operations and does not maintain computer systems. However, it is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

Before the company enters into any business combination, it will inquire as to the status of any target company's Year 2000 Problem, the steps such target company has taken to correct any such problem and the probable impact on such target company of any computer disruption. However, there can be no assurance that the Company will not combine with a target company that has an uncorrected Year 2000 Problem or that any such Year 2000 Problem corrections are sufficient. The extent of the Year 2000 Problem of a target company may be impossible to ascertain and its impact on the Company is impossible to predict.

                       PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) SEE: New Millenium Media International Inc. Sec. File number 29923
(b) March10/2000 8-K12G3 and April 10/2000 8-K12G3/A Plan
    of Merger.

      Exhibit 4

 -- Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB (File No.
     0-29195) filed on January 27, 2000 and is incorporated herein by reference.

 -- By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 0-29195) filed on January
     27, 2000 which is incorporated herein by reference.


(b)     Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SCOVEL MANAGEMENT INC



                            By:      /s/  Gerald Ghini
                                     Gerald Ghini, President

Dated:  May 9 , 2000.